Form 10QSB
period 2000-03-31
ENTINA CORP
filed 2000-06-21
CIK 1098858

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

   ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                For the quarterly period ended March 31, 2000.

  ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .



                             Commission File Number:

                                 ENTINA CORPORATION

              (Exact name of registrant as specified in charter)

                       Delaware               Pending

                (State of Incorporation) (I.R.S. Employer I.D. No)

                     1490 Blue Jay Circle, Weston, FL 33327

                   (Address of Principal Executive Offices)

                                 (954) 385-2553

             (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES ( ) NO ( X )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 30, 2000.

                             5,000,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                                 ENTINA CORPORATION

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

         Balance Sheets for the period November 8, 1999 (date of incorporation) to March 31, 2000 and the three month period ended March 31, 2000 ..............................................  3

         Statements of Operations for the period November 8, 1999 (date of incorporation) to March 31, 2000 and the three month period ended March 31, 2000...............................................  4

         Statement of Stockholders' Equity for the three months
         ended  March 31, 2000..............................................  5

         Statement of Cash Flows for the period November 8, 1999 (date of incorporation) to March 31, 2000 and the three month period ended March 31, 2000...............................................  6

         Notes to Financial Statements......................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations or Plan of Operations.......................... 8


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 8
Item 2. Changes in Securities................................................ 8
Item 3. Defaults Upon Senior Securities...................................... 8
Item 4. Submission of Matters to a Vote of Securities Holders................ 8
Item 5. Other Information.................................................... 8
Item 6. Exhibits and Reports on Form 8-K..................................... 8

Signatures

                                 ENTINA CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                                        March 31,             December
                                                        2000                  31, 1999
                                                       (Unaudited)
    ASSETS


    TOTAL ASSETS - CASH                                 $   500               $   500
                                                        =   ===               =   ===



    LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES -Accrued liabilities                    1,500                 1,500

    STOCKHOLDERS' EQUITY:
    Preferred stock - $.0001 par value:5,000,000 shares authorized; zero shares issued and outstanding

    Common stock - $.0001 par value;  20,000,000 shares
    authorized; 5,000,000 shares issued and outstanding     500                   500

    Additional  paid-in capital                           2,057                 2,057

    Deficit accumulated during the development stage     (3,557)               (3,557)
                                                        -----------           ----------


        Total stockholders' deficit                      (1,000)               (1,000)
                                                        -----------           ----------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   500             $     500
                                                        =   ===             =     ===





    SEE NOTES TO FINANCIAL STATEMENTS.

                               ENTINA CORPORATION
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                     Three Months            November 8,1999
                                    Ended March 31,      (date of incorporation)
                                        2000                to March 31, 2000
                                  ___________________    ______________________

    EXPENSES:

     Professional fees and expenses       $  0                    $  3,258
     Organization costs                   $  0                    $    299


    NET LOSS                              $  0                    $ (3,557)
                                            ===                   =========


    NET LOSS PER SHARE                   $   0.00                 $   0.00
                                          ========                 ========





   SEE NOTES TO FINANCIAL STATEMENTS.

                                 ENTINA CORPORATION
                          (A Development Stage Enterprise)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                  For the three months ended March 31, 2000
                                   (Unaudited)

                                                                      Deficit
                                                                      Accumulated
                                                         Additional   During the
                                   Common Stock          Paid in      Development
                                Shares       Value       Capital      Stage         Total
                               ---------   --------    -----------    ----------   ---------

Balances,December 31,1999     5,000,000    $    500    $    2,057    $ (3,557)    $  (1,000)
Capital  contribution              -               -             -          -             -
Capital Contribution of Service    -               -             -          -             -
Net loss for the three
 months ended March 31,            -               -             -          -             -
                              ----------   ------------  -----------   ---------   ----------

Balances March 31, 2000       5,000,000    $    500    $    2,057    $ (3,557)   $   (1,000)
                              =========     =========   ==========   ===========   ==========



SEE NOTES TO FINANCIAL STATEMENTS.

                                ENTINA CORPORATION
                         (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                       Three Months              November 8,1999
                                                       Ended March 31,          (date of incorporation)
                                                       2000                      to March 31, 2000
                                                      -----------------         -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES - Net loss                 $0                       $(3,557)
                                                                --                        -------
   Adjustments to reconcile net loss to net cash
   used by operating activities - increase in accrued
   liabilities                                                  -                          1,500
                                                             -----                         ------

NET CASH USED IN OPERATING ACTIVITIES                           -                         (2,057)
                                                                                          -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of common stock                   -                           500
   Capital contributions                                        -                         2,057
                                                                                          ------

CASH PROVIDED BY FINANCING ACTIVITIES                           -                         2,557
                                                                                          ------


NET INCREASE IN CASH AND CASH EQUIVALENTS                       -                          500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                500                            0
                                                             -----                         -----
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $500                          500
                                                             ====                          =====



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                               $0                          -
                                                               ==                          =

   Taxes paid                                                  $0                          -
                                                               ==                          =





SEE NOTES TO FINANCIAL STATEMENTS.

                                 Entina Corporation

                         (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Argen Corporation ("we", "us", "our") was incorporated under the laws of the state of Delaware on November 8, 1999. We are considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. We intend to investigate and, if such investigation warrants, engage in business combinations. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the"SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $3,557 as of March 31, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our management's ability to fund our cash requirements until a business combination is closed. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

During the period November 8, 1999 (date of incorporation) to December 31, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

NOTE D - RELATED PARTY TRANSACTION

Our President, who is also a shareholder, has agreed, in writing, to fund all of our expenses until such time as an acquisition transaction is closed. None of these funds expended on our behalf will be reimbursable to our President, accordingly these amounts will be reflected in our financial statements as contributed capital.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with financial statements as of and for the period ended March 31, 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and have neither engaged in any operations nor generated any revenues to date. We have no assets. Our expenses from inception through March 31, 2000, all funded by a capital contribution from management, are $3,557.

Substantially all of our expenses that must be funded by management will be from our effort s to identify a suitable acquisition candidate and close the acquisition. Management has agreed in writing to fund our cash requirements until an acquisition is closed. So long as management does so, we will have sufficient funds to satisfy our cash requirements. This is primarily because we anticipate incurring no significant expenditures. Before the closing of an acquisition, we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees and occupational license fees.

We do not intend to seek additional financing. At this time we believe that the funds to be provided by management will be sufficient for funding our operations until we find an acquisition and therefore do not expect to issue any additional securities before the closing of a business combination.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by the Company.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

    NONE

Item 2. Changes in Securities

    NONE

Item 3. Defaults Upon Senior Securities

    NONE

Item 4. Submission of Matters to a Vote of Securities Holders

    NONE

Item 5. Other Information

    NONE

Item 6. Exhibits and Reports on Form 8-K

    NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  June 14, 2000                   /s/ Alfred Arberman

   Date                           Alfred Arberman, President